Form 10-Q
period 2011-04-30
TRIDENT ACQUISITIONS, INC.
filed 2011-11-10
CIK 1511079

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 2011

Commission File No. 000-54262

TRIDENT ACQUISITION, INCORPORATED
(Exact name of registrant as specified in charter)

Nevada	27-3673259
(State of incorporation or organization)	(IRS Employer Identification No.)

60 Yacht Club Dr. Lake Hopatcong, NJ	07849
(Address of principal executive offices)	(Zip Code)

(973) 945-1171
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2011, there were outstanding 0 shares of Common Stock, par value $0.0001 per share.

Table of Contents to Financial Statements

Balance Sheets as of April 30, 2011 and October 31, 2010	3

Statements of Operations for the three months and six months ended April 30, 2011 and 2010 and the period from February 6, 2007 (Date of Inception) to April 30, 2011	4

Statements of Cash Flows for the three months and six months ended April 30, 2011 and 2010 and the period from February 6, 2007 (Date of Inception) to April 30, 2011	5

Notes to Financial Statements	6

TRIDENT ACQUISITIONS, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	April 30,	October 31,
	2011	2010

ASSETS

Current assets:

Cash

Total current assets

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Total Current Liabilities

TOTAL LIABILITIES

Stockholders' Equity
Preferred stock, ($0.001 par value, 10,000,000
shares authorized; 0 issued and outstanding)

Common stock ($0.001 par value, 300,000.000
shares authorized; 0 shares issued and
outstanding)

Additional paid-in capital	$3,277

Deficit accumulated during
development stage	(3,277)

Total Stockholders' Equity

Total Liabilities and Stockholders' Equity	$-0-	$-0-

See accompanying notes to unaudited financial statements.

TRIDENT ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the
					Period from
					February 6,
	For the	For the	For the	For the	2007
	Three	Three	Six	Six	(Date of
	Months	Months	Months	Months	Inception)
	Ended	Ended	Ended	Ended	to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010	2011

Revenues

Operating Expenses:
General and Administrative
Expenses	$821		$3,277		$3,277

Total Operating Expenses	821		3,277		3,277

Income (loss) from operations	(821)		(3,277)		(3,277)

Net Income (Loss)	(821)		(3,277)		(3,277)

Basic and diluted earnings (loss) per share

Weighted average number of common shares
outstanding - basic and diluted
	$-0-	$-0-	$-0-	$-0-	$-0-

See accompanying notes to unaudited financial statements.

TRIDENT ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

					For the
					Period from
					February 6,
	For the	For the	For the	For the	2007
	Three	Three	Six	Six	(Date of
	Months	Months	Months	Months	Inception)
	Ended	Ended	Ended	Ended	to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(821)		$(3,277)		$(3,277)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:

Net cash provided by (used in) operating activities

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital for services	821		3,277		3,277
Net cash provided by financing activities
Net increase (decrease) in cash

Cash beginning of period

Cash end of period

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid

Income taxes paid
	$-0-	$-0-	$-0-	$-0-	$-0-

See accompanying notes to unaudited financial statements.

TRIDENT ACQUISITIONS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Trident Acquisitions, Inc. (a development stage company) (the “Company”) was incorporated in Nevada on February 6, 2007 with an objective to acquire, or merge with, an operating business.  As of April 30, 2011, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a “blank check” company.  The Securities and Exchange Commission (“SEC”) defines such a company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued ‘penny stock,’ as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company’s funds in its business.  The Company’s principal business objective for the 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company has had no revenues and no operations since inception.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  While the Company is attempting to commence operations and generate revenues, the Company may not have sufficient capital to pay for costs and expenses that it will incur.  Management intends to raise additional funds by way of a public or private offering or from its shareholders  or management. There can be no assurance that the Company will be able to raise additional funds.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and to implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TRIDENT ACQUISITIONS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending October 31, 2011.  The balance sheet at April 30, 2011 has been derived from the reviewed financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s   rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended October 31, 2010 as included in this Form 10-12G/A.

Development Stage Company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification.  The Company is still devoting substantially all of its efforts to establish the business and its planned principal operations have not commenced.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

TRIDENT ACQUISITIONS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Due to the limited level of operations, the Company has not had to make material assumptions or estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 also establishes a frame work for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs to the valuation methodology.

The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1
Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2
Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3
Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2011, nor gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended April 30, 2011 or 2010, or for the period from February 6, 2007 (inception) through April 30, 2011.

TRIDENT ACQUISITIONS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are provided based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no common shares or potentially dilutive shares outstanding as of April 30, 2011.

Recently issued accounting standards

Management does not believe that any recently issued accounting pronouncements, whether effective or if not effective, to be adopted, will have a material effect on the accompanying financial statements.

Note 3 – Related Party Transaction

The Company has been provided office space by its management at no cost. Management determined that such cost is nominal and did not recognize rent expense in the accompanying financial statements.

Management of the Company paid cash of $3,277 for professional services on behalf of the Company during the six months ended April 30, 2011. Accordingly, the Company recorded a contribution of capital in the amount of $3,277 during the six months ended April 30, 2011.

Note 4 – Subsequent Events

In accordance with ASC_855, the Company evaluated subsequent events identified through August 15, 2011, the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosures in this financial statement.

PART II

Item 1. Legal Proceedings

This Item is not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3. Defaults Upon Senior Securities

This Item is not applicable.

Item 4. (Reserved)

Item 5. Other Information

This Item is not applicable.

Item 6. Exhibits

Exhibit 31.1

Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (included as part of Exhibit 31.1)

Exhibit 31.2

Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (included as part of Exhibit 32.1)

Exhibit 32.2

Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT ACQUISITIONS, INCORPORATED

Date: November 10, 2011	By:	/S/ WILLIAM WILSON
William Wilson
President, Treasurer, Secretary and Director