Form 10-Q
period 2011-07-31
TRIDENT ACQUISITIONS, INC.
filed 2011-11-16
CIK 1511079

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2011 Commission File No. 000-54262

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2011, there were outstanding 0 shares of Common Stock, par value $0.0001 per share.

Table of Contents to Financial Statements

Balance Sheets as of July 31, 2011 and October 31, 2010	F-2

Statements of Operations for the three months and nine months ended July 31, 2011 and 2010 and the period from February 6, 2007 (Date of Inception) to July 31, 2011	F-3

Statements of Cash Flows for the three months and nine months ended July 31, 2011 and 2010 and the period from February 6, 2007 (Date of Inception) to July 31, 2011	F-4

Notes to Financial Statements	F-5

TRIDENT ACQUISITIONS, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31,	October 31,
	2011	2010

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

TRIDENT ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the
					Period from
					February 6,
	For the	For the	For the	For the	2007
	Three	Three	Nine	Nine	(Date of
	Months	Months	Months	Months	Inception)
	Ended	Ended	Ended	Ended	to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010	2011

Revenues

Operating Expenses:
General and Administrative
Expenses			$3,277		$3,277

Total Operating Expenses			3,277		3,277

Income (loss) from operations			(3,277)		(3,277)

Net Income (Loss)			(3,277)		(3,277)

Basic and diluted earnings (loss) per share

Weighted average number of common shares outstanding - basic and diluted
	$-0-	$-0-	$-0-	$-0-	$-0-

See accompanying notes to unaudited financial statements.

TRIDENT ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

					For the
					Period from
					February 6,
	For the	For the	For the	For the	2007
	Three	Three	Nine	Nine	(Date of
	Months	Months	Months	Months	Inception)
	Ended	Ended	Ended	Ended	to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)			$(3,277)		$(3,277)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:

Net cash provided by (used in) operating activities

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital for services			3,277		3,277
Net cash provided by financing activities
Net increase (decrease) in cash

Cash beginning of period

Cash end of period

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid

Income taxes paid
	$-0-	$-0-	$-0-	$-0-	$-0-

See accompanying notes to unaudited financial statements.

DECA INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Deca Investments, Inc. (a development stage company) (the “Company”) was incorporated in Nevada on February 6, 2007 with an objective to acquire, or merge with, an operating business.  As of July 31, 2011, the Company had not yet commenced any operations.

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

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending October 31, 2011.  The balance sheet at July 31, 2011 has been derived from the reviewed financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s   rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended October 31, 2010 as included in this Form 10-12G/A.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at July 31, 2011, nor gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended July 31, 2011 or 2010, or for the period from February 6, 2007 (inception) through July 31, 2011.

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no common shares or potentially dilutive shares outstanding as of July 31, 2011.

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

Management of the Company paid cash of $3,277 for professional services on behalf of the Company during the nine months ended July 31, 2011. Accordingly, the Company recorded a contribution of capital in the amount of $3,277 during the nine months ended July 31, 2011.

Note 4 – Subsequent Events

In accordance with ASC_855, the Company evaluated subsequent events identified through August 26, 2011, the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosures in this financial statement.

PART II

Item 1. Legal Proceedings

This Item is not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3. Defaults Upon Senior Securities

This Item is not applicable.

Item 4. (Reserved)

Item 5. Other Information

This Item is not applicable.

Item 6. Exhibits

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECA INVESTMENTS, INCORPORATED

Date: November 15, 2011	By:	/ S/ ROBERT WALIGUNDA
Robert Waligunda
President, Treasurer, Secretary and Director

3